Form 10-Q
period 2017-06-30
Stealth Air Corp.
filed 2017-08-21
CIK 1676394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55794

Stealth Air Corp.
(Exact name of registrant as specified in its charter)

Delaware	81-1378730
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 Grand Ave., Brookhaven Airport, Shirley NY	11967
(Address of principal executive offices)	(Zip Code)

(631) 772-6677
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,269,035 common shares issued and outstanding as of August 18, 2017.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

STEALTH AIR CORP.

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2017

Unaudited

STEALTH AIR CORP.
Balance Sheets

	(Unaudited)	(Audited)
	June 30,	March 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$23,796	$8,928
Prepaid expenses	-	57,322
Total current assets	23,796	66,250

Property and equipment, net	74,172	69,464
Deposits	10,368	10,368
	84,540	79,832

Total Assets	$108,336	$146,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$143,757	$98,163
Due to related parties	447,843	286,915
Convertible notes payable - related party	161	161
Total current liabilities	591,761	385,239

Total Liabilities	$591,761	385,239

Stockholders' Deficit
Preferred stock: 1,000,000 shares authorized; $0.000001 par value, no shares issued and outstanding	-	-
Common stock: 80,000,000 shares authorized; $0.000001 par value 18,269,035 shares issued and outstanding	18	18
Additional paid-in capital	2,326,793	2,244,022
Accumulated deficit	(2,810,236)	(2,483,197)
Total stockholders' deficit	(483,425)	(239,157)
Total Liabilities and Stockholders’ Deficit	$(108,336)	$146,082

The accompanying notes are an integral part of these interim financial statements.

STEALTH AIR CORP.
Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Revenues	$-	$-

Operating Expenses
Stock-based compensation	82,771	135,875
Professional fees	65,209	33,764
Management fees	-	40,300
Research and development	118,073	-
General and administration	55,928	24,306
Depreciation	5,054	66
Total operating expenses	327,035	234,311

Net loss from operations	(327,035)	(234,311)

Other Expenses
Interest expense	(4)	-
Total other expenses	(4)	-

Net loss before income taxes	(327,039)	(234,311)
Provision for income tax	-	-
Net Loss	$(327,039)	$(234,311)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)
Weighted Average Number of Common Shares Outstanding	18,269,035	17,400,464

The accompanying notes are an integral part of these unaudited interim financial statements.

STEALTH AIR CORP.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(327,039)	$(234,311)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	5,054	66
Stock-based compensation	82,771	135,876
Changes in operating assets and liabilities:
Subscription receivable	-	2,750
Prepaid expenses	57,322	-
Deposits	-	(10,368)
Accounts payable and accrued liabilities	85,454	(111,438)
Net Cash Used In Operating Activities	(96,438)	(217,425)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(9,762)	(46,902)
Net Cash Used In Investing Activities	(9,762)	(46,902)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	491,748
Proceeds from related parties	128,068	-
Repayment to related parties	(7,000)	-
Net Cash Provided By Financing Activities	121,068	491,748

Net increase in cash and cash equivalents	14,868	227,421
Cash and cash equivalents at beginning of period	8,928	45,831
Cash and cash equivalents at end of period	$23,796	$273,252

The accompanying notes are an integral part of these unaudited interim financial statements.

STEALTH AIR CORP.

Notes to the Unaudited Interim Financial Statements

June 30, 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Stealth Air Corp. (the “Company”) is a Delaware corporation incorporated on February 5, 2016 under the name Stealth Air Robotics Corporation. The Company changed its name in May 2016 upon advice of counsel in order to more easily obtain a patent for which the Company had applied. The Company is based in Shirley, NY, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is March 31.

The Company is developing hardware and software for automated landing stations for unmanned autonomous robotic aircraft (drones). To date, the Company’s activities have been limited to developing, testing, marketing, licensing and selling products and support systems for the drone and air robot industries.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has a loss from operations of $327,039, an accumulated deficit of $2,810,236. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2018.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. As of June 30, 2017 and March 31, 2017, we had cash and cash equivalents of $23,796 and $8,928, respectively.

Property and Equipment

Property and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges:

Equipment	5 Years
Automobile	3 Years
Leasehold Improvements	5 Years

Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Financial Instruments

The Company's financial instruments consist primarily of cash, prepaid expenses, deposits, and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 7).

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

Revenues from the services rendered are recognized in proportion to the services delivered.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $118,073 and $0 were incurred for the three months ended June 30, 2017 and 2016, respectively.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the three months ended June 30, 2017 and 2016, the stock based compensation expense is $82,771 and $135,875 respectively related to the issuance of common shares to consultants and the granting of stock options to Chief Executive Officer, Directors and Consultants of the Company.

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2017 and March 31, 2017 consist of the following:

	June 30, 2017	March 31, 2017
Equipment	$31,043	$21,281
Automobile	26,206	26,206
Leasehold improvements	36,122	36,122
	93,371	83,609
Less: accumulated depreciation	(19,199)	(14,145)
Property and Equipment, net	$74,172	$69,464

Depreciation expense for the three months ended June 30, 2017 and 2016 amounted to $5,054 and $66.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.000001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of June 30, 2017, there are no preferred shares issued and outstanding.

Common Stock

The Company has authorized 79,000,000 common shares with a par value of $0.000001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

No common shares were issued during three months ended June 30, 2017.

During the year ended March 31, 2017, the Company issued 1,682,266 shares of common stock, as follows:

•	1,320,333 shares of common stock issued for $503,000.
•	362,333 shares of common stock to consultants, for services valued at $135,875.

As at June 30, 2017 and March 31, 2017 the Company had 18,269,035 shares of common stock issued and outstanding.

NOTE 5 – STOCK COMPENSATION PLANS

We granted stock options during the year ended March 31, 2017, which were adopted by our board of directors, to provide for equity incentives to our Officers, Directors and Consultants. The Company did not grant any options during the period ended June 30, 2017.

During the year ended March 31, 2017, we granted options to an aggregate of 4,950,000 common shares which with the following terms:

•	4,925,000 shares of common stock to be exercised at $0.375 per share
•	25,000 shares of common stock to be exercised at $1.50 per share
•	Vesting period ranges from grant date to two years from grant date.

A summary of activity during the three months ended June 30, 2017 follows:

Options Outstanding
		Weighted-	Fair Value
	Number of	Average	on Grant
	Shares	Exercise Price	Date
Balance as of March 31, 2017	4,950,000	$0.381	$1,664,967
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Balance as of June 30, 2017	4,950,000	$0.381	$1,664,967

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended March 31, 2017:

Year ended
March 31, 2017
Expected term	3-5 years
Expected average volatility	150%
Expected dividend yield	-
Risk-free interest rate	0.99% - 1.31%
Expected annual forfeited rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of June 30, 2017:

Options Outstanding			Options Exercisable
	Weighted Average
Number of	Remaining contractual	Weighted Average	Number of	Weighted Average
Shares	life (in years)	Exercise Price	Shares	Exercise Price
2,000,000	4.53	$0.375	2,000,000	$0.375
1,000,000	4.53	$0.375	1,000,000	$0.375
400,000	4.53	$0.375	400,000	$0.375
400,000	4.53	$0.375	400,000	$0.375
75,000	4.53	$0.375	75,000	$0.375
75,000	2.53	$0.375	-	$-
25,000	3.08	$0.375	-	$-
200,000	2.58	$0.375	-	$-
25,000	2.59	$1.500	-	$-
250,000	4.59	$0.375	-	$-
250,000	4.59	$0.375	-	$-
250,000	2.59	$0.375	-	$-
4,950,000			3,875,000

The outstanding options have a weighted-average remaining contract term of 4.06 years. As of June 30, 2017, 3,875,000 stock options have vested and $82,771 and $1,458,692 have been expensed as of June 30, 2017 and March 31, 2017, respectively.

NOTE 6 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30,	March 31,
	2017	2017
Income tax benefit at statutory rate	$(955,500)	$(844,300)
Valuation allowance	955,500	844,300
Income tax benefit per books	$-	$-

Utilization of the NOL carry forwards, which expire 20 years from when incurred, of approximately $2,810,000 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended March 31, 2017 and 2016 are subject to review by the tax authorities.

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 7, 2016, the Company issued a 10% convertible note in the amount of $161 to a shareholder of the Company. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into common stock of the Company at a conversion price of $0.0001 per share. As of June 30, 2017, the accrued interest on the note is $10.

During the three months ended June 30, 2017, the Company received advances from shareholders, one of whom is Chief Executive Officer and Director of the Company, in the amount of $32,860 to pay for operating expenses. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment.

During the three months ended June 30, 2017, the Company received advances from two shareholders, in the amount of $128,068. The amounts due to the related parties are unsecured and non-interest bearing with no set terms of repayment. Subsequent to the year end, these amounts were exchanged for convertible notes of $128,068 (see Note 9).  $447,843 and $286,915 was due to related parties as of June 30, 2017 and March 31, 2017, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2016, the Company signed an operating lease for hangar and office space located at the Brookhaven Calabro Airport, in Shirly, NY. The lease term commences on May 1, 2016 and expires on April 30, 2021. Our monthly rent is $2,700, payable in equal monthly installments with 3% annual escalations. There are three months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount charged to rent expense is $2,732.

On May 23, 2016, the Company entered into a service agreement for internet and telecommunication services for the Brookhaven Calabro Airport location. The service agreement expires in April 2021 and the monthly payments are $2,484.

Future minimum payments under the non-cancelable portion of our operating leases are as follows:

For the year ending March 31,
2018	$55,647
2019	64,098
2020	65,126
2021	66,186
Thereafter	5,523
Total	$256,580

NOTE 9 – SUBSEQUENT EVENTS

In August 2017, the Company issued two non-interest bearing convertible notes (“the Notes”) in the amount of $128,068 to shareholders of the Company with a two-year repayment term. The Notes were issued in exchange for $128,068 in advances made during the period ended June 30, 2017. The holders shall be entitled to convert any portion of the outstanding and unpaid conversion amount into common stock of the Company at a conversion price of $1.50 per share. The Notes also each contain a blocker so that its holder may not convert if conversion would cause the holder to exceed 4.9% of the Company’s issued and outstanding shares, which limit the holder may increase to 9.9% with 61 days’ advance notice to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (USD) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Stealth Air Corp., unless otherwise indicated.

General Overview

We were organized in Delaware on or around February 5, 2016 under the name Stealth Air Robotics Corporation. We changed our name to Stealth Air Corp. in May, 2016 upon advice of counsel in order to more easily obtain a patent for which our company had applied. Our principal business address is 222 Grand Ave. Brookhaven Airport, Shirley, NY 11967.

We are an early stage company formed to develop, test, market, license and sell products and support systems for the drone and air robot industries. We intend to market and sell our air robots or UAVs to select, high-end retail customers. We are in the process of applying for several patents for our technology, with patents expected to be delineated by location of the technology or industry served. It is possible that we might not be awarded all or any patents for which we apply.

Our company’s current UAV models are intended as a surveillance models for industries requiring high security, and range in size and capabilities. In order to operate our commercial air robots, our company will build multiple control centers from which the drones can be manned by our company employees on behalf of our customers, who will pay our company a monthly fee to operate UAVs leased by the customer in the manner agreed to between our company and customer. We may also sell a select number of our air robots to elite individuals in a “ready to fly” model.

Results of Operations

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Change
	2017	2016	$ Amount	%
Revenues	$-	$-	$-	-
Operating expenses	327,035	234,311	92,724	40%
Other expenses	4	-	4	-
Net loss	$327,039	$234,311	$92,728	40%

We did not earn revenues during the three months ended June 30, 2017 and 2016. Our operating expenses increased 40% to $327,035 for the three months ended June 30, 2017 from 234,311 for the three months ended June 30, 2016.

The following table presents operating expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
	2017	2016	$ Amount	%
Stock-based compensation	$82,771	$135,875	$(53,104)	(39)%
Professional fees	65,209	33,764	31,445	93%
Management fees	-	40,300	(40,300)	(100)%
Research and development	118,073	-	118,073	-
General and administration	55,928	24,306	31,622	130%
Depreciation	5,054	66	4,988	n/a
Total	$327,035	$234,311	$92,724	40%

Stock-based compensation expenses decreased 39% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Stock-based compensation is the compensation for directors, our employees and external consultants. The decrease in stock based compensation expenses is primarily due to a reduction is our common shares issued to consultants for services.

Professional fees increased by $31,445 or 93% for the three months ended June 30, 2017, from $33,764 for the three months ended June 30, 2016. The increase in professional fees is primarily related to increased legal and consulting fees.

Management fees are payments made to our executives and other key management. During the period ended June 30, 2017 we did not make payments to our management.

Research and development expenses were $118,073 for the three months ended June 30, 2017, as compared to $0 during the same period on 2016. Research and development expenses primarily relate to the development and testing of our UAVs.

General and administrative expenses increased by $31,622 or 130% for the three months ended June 30, 2017, from $24,306 for the three months ended June 30, 2016. General and administrative expenses are for office, website, rent, travel, meals and entertainment, and other miscellaneous expenses. The increase in general and administrative expenses is primarily related to increased office, insurance and travel expenses.

Net loss

For the three months ended June 30, 2017, the Company had a net loss of $327,039, as compared to a net loss for the three months ended June 30, 2016 of $234,311.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of June 30, 2017 and March 31, 2017.

	June 30,	March 31,	Change
	2017	2017	$ Amount	%
Cash	$23,796	$8,928	$14,868	167%

Current Assets	$23,796	$66,250	(42,454)	(64)%
Current Liabilities	591,761	385,239	206,522	54%
Working Capital Deficiency	$567,965	$318,989	$248,976	78%

The following table presents selected financial information on our cash flows as of and for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$(96,438)	$(217,425)
Net Cash Used in Investing Activities	(9,762)	(46,902)
Net Cash Provided by Financing Activities	121,068	491,748
Net Increase in Cash During the Period	$14,868	$227,421

As of June 30, 2017 and March 31, 2017 our cash was $23,796 and $8,928, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

As of June 30, 2017, we experienced an increase in working capital deficiency of $248,976 or 78%, as compared to March 31, 2017. The reduction in working capital during the period was primarily from a reduction in prepaid expenses and an increase in accounts payable and amounts owing to related parties.

Cash flows from operations. Cash used in operating activities was $96,438 for the three months ended June 30, 2017 compared cash used in operating activities of $217,425 for the three months ended June 30, 2016. The decrease in cash flows used in operating activities was primarily attributable to a change in working capital in 2017 of $142,776, due to the reduction of prepaid expenses of $57,322 and an increase in accounts payable of $85,454.

Cash flows from investing activities. Cash used in investing activities was $9,762 for the three months ended June 30, 2017 and cash used in investing activities was $46,902 for three months ended June 30, 2016. Investing activities has been solely for the acquisition of property and equipment.

Cash flows from financing activities. Cash provided by financing activities were $121,068 and $491,748 for the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, we received loans from a related party of $128,068 and repaid to related parties $7,000, whereas during the period ended June 30, 2016, we sold common stock for proceeds of $491,748.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at June 30, 2017 of $2,810,236 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. The ability of our company to continue our operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. Our company may need to incur additional liabilities with related parties to sustain our company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

These factors raise doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from our company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our company’s products and business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions.

Revenue recognition

Our company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Our company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

Revenues from the services rendered are recognized in proportion to the services delivered.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Our company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Also, refer to Note 2 –Significant Accounting Policies in the unaudited interim financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited interim financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH AIR CORP.
(Registrant)

Dated: August 21, 2017	By:	/s/ Ezra Green
Ezra Green
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

